Form 10-Q
period 2014-12-31
OPC Residential Properties Trust, Inc.
filed 2015-02-17
CIK 1618084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55293

OPC RESIDENTIAL PROPERTIES TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1601309
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10250 Constellation Boulevard, Suite 2770 Los Angeles, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 728-1201

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 17, 2015, there were 500 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPC RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	September 25, 2014
ASSETS
Cash	$6,000	$6,000

Total assets	$6,000	$6,000

LIABILITIES AND EQUITY
Liabilities:
Total liabilities	$—	$—

Commitments and contingencies

Equity:
Stockholder’s equity:
Preferred stock, $0.01 par value per share; 10,000,000 and 10,000 shares authorized as of December 31, 2014 and September 25, 2014, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 90,000,000 and 990,000 shares authorized as of December 31, 2014 and September 25, 2014, respectively, 500 shares issued and outstanding	5	5
Additional paid-in capital	4,995	4,995

Total stockholder’s equity	5,000	5,000
Noncontrolling interest	1,000	1,000

Total equity	6,000	6,000

Total liabilities and equity	$6,000	$6,000

See accompanying notes to consolidated financial statements.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

1.	Organization.

OPC Residential Properties Trust, Inc. (the “Company”) was formed on August 13, 2014, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business is expected to be conducted through OPC Residential Properties, L.P., a Delaware limited partnership (the “Operating Partnership”), formed on August 25, 2014. The Company is the sole general partner of the Operating Partnership. OPC REIT Management, LLC, a Delaware limited liability company formed on August 12, 2014 (the “Advisor”), and wholly owned subsidiary of Oak Pass Capital Management Inc., a California corporation (the “OPCM”), is the sole limited partner of the Operating Partnership. The Company and the Advisor are party to a Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”). The Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests.

Subject to certain restrictions and limitations, the business of the Company will be externally managed and advised by the Advisor, pursuant to an advisory agreement the Company plans to enter into with the Advisor (the “Advisory Agreement”), which will provide for fees and compensation to be earned by the Advisor and its affiliates in connection with the management of the Company’s day-to-day operations and the sourcing, underwriting, acquisition, financing, management and disposition of the Company’s real estate portfolio.

On August 25, 2014, the Company issued 500 shares of common stock to OPCM at a purchase price of $10.00 per share for an aggregate purchase price of $5,000. As of September 25, 2014 and December 31, 2014, the 500 shares of common stock owned by OPCM were the only issued and outstanding shares of the Company. On September 25, 2014, the Advisor contributed $1,000 to the Operating Partnership in exchange for its limited partnership interest.

The Advisor has selected Pintar Investment Company, LLC, a California limited liability company (“Pintar”), to serve as the regional operating partner for the states of California, Arizona and Nevada, which will initially be the focus of the Company’s acquisition strategy. Pursuant to the joint venture agreement that the Company plans will be executed between Pintar and the Operating Partnership, Pintar will be entitled to receive certain fees and compensation, including an asset management fee, acquisition fees and a promote interest. The Company expects that Pintar will make up to a 2.0% equity investment in the joint venture with the Operating Partnership.

The Company plans to invest in a portfolio of single-family homes located in select markets across the United States. As of December 31, 2014, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated balance sheets include the accounts of the Company and the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiary are prepared using accounting policies consistent with those of the Company.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

The accompanying consolidated balance sheets were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The noncontrolling interest in a consolidated subsidiary is the portion of the equity (net assets) in the Operating Partnership that is not attributable, directly or indirectly, to the Company.

The Company will consolidate entities related to joint venture arrangements in which the Company has a controlling financial interest and significant decision making control over the entities’ operations. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers factors such as ownership interest, board representation, management representation, size of the Company’s investment (including loans), authority to control decisions, and contractual and substantive participating rights of the members.

The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying consolidated balance sheets should be read in conjunction with the audited consolidated balance sheet and the notes thereto included in the Company’s Registration Statement on Form 10 filed with the SEC on October 14, 2014, as amended by Amendment No. 1 to the Form 10 filed with the SEC on November 26, 2014.

Interim Unaudited Financial Data

The accompanying interim financial statement has been prepared by the Company in accordance with GAAP in conjunction with the rules and regulations of the SEC. The accompanying unaudited balance sheet reflects all adjustments, which are, in the Company’s opinion, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position. Interim results of operations are not necessarily indicative of the results to be expected for the period ending March 31, 2015; such results may be less favorable. In preparing our accompanying unaudited consolidated balance sheet as of December 31, 2014, management has evaluated subsequent events through the financial statement issuance date. On December 24, 2014, the Company changed its fiscal year for financial reporting purposes from a fiscal year ending December 31 of each year to a fiscal year ending March 31 of each year, with the Company’s first fiscal year to end on March 31, 2015.

Use of Estimates

The preparation of the consolidated balance sheets in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2014 and September 25, 2014, the Company’s cash on deposit was within the federally insured limits. There are no restrictions on the use of the Company’s cash as of December 31, 2014 and September 25, 2014.

Real Estate Assets

Investments in Real Estate

Single-family properties acquired but not subject to an existing lease will be treated as asset acquisitions, and as such will be recorded at their purchase price including acquisition fees, allocated

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

between land, building and improvements based upon their relative fair values at the date of acquisition. Transactions in which single-family properties acquired with an existing lease will be recorded as business combinations under the guidance of ASC 805, Business Combinations, and as such will be recorded at fair value (approximated by the purchase price), allocated to land, building, improvements and existing in-place lease intangibles based upon their respective fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating purchase price, the Company will utilize its own market knowledge and published market data. In this regard, the Company will also utilize information obtained from county tax assessment records to assist in the determination of the fair value of the land and building.

For single-family properties acquired with in-place leases, the estimated fair value of acquired in-place leases will be the estimated costs the Company would have incurred to lease the property under similar terms. Such cost will be amortized over the remaining life of the lease. For these properties, acquisition fees will be expensed as incurred and will be included in acquisition fees and costs expensed in the Company’s consolidated statements of operations.

The nature of the Company’s business requires that in certain circumstances the Company will acquire single-family properties subject to existing liens. Liens that the Company expects to be extinguished in cash will be estimated and accrued on the date of acquisition and recorded as a cost of the property.

The Company will incur costs to prepare its acquired properties to be rented. These costs, along with related holding costs during the period of renovation, will be capitalized to the cost of the building. Upon completion of the renovation of the Company’s properties, all costs of operations, including repairs and maintenance, will be expensed as incurred. The Company will capitalize expenditures that improve or extend the life of a home and for furniture and fixtures.

Depreciation and Amortization

Depreciation will be computed on a straight-line basis over the estimated useful lives of the buildings and improvements; buildings will be depreciated on a straight-line basis over 30 years, and improvements and furniture and fixtures will be depreciated generally over a range of five to fifteen years. The Company will consider the value of in-place leases in the allocation of the purchase price, and the amortization period reflects the remaining terms of the leases. The unamortized portion of in-place leases will be included in other assets.

Impairment of Long-Lived Assets

The Company will continually evaluate the Company’s long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. If an impairment indicator exists, the Company will compare the expected future undiscounted cash flows against its net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, the Company would record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, the Company

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

primarily will consider local broker price opinions, but also will consider any other comparable home sales or other market data as considered necessary. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

Leasing Costs

Direct and incremental costs that the Company incurs to lease the properties will be capitalized and amortized over the term of the leases, which generally are expected to have a term of one year.

Rescinded Properties

In certain jurisdictions, the Company’s purchases of single-family properties at foreclosure and judicial auctions will be subject to the right of rescission. When the Company is notified of a rescission, the amount of the purchase price will be reclassified as a receivable.

Revenue and Expense Recognition

The Company will lease single-family properties that it owns directly to tenants who occupy the properties under operating leases, generally, with terms of one year. Rental revenue, net of any concessions, will be recognized on a straight-line basis over the term of the lease. The Company will estimate losses that may result from the inability of tenants to make rental payments required under the terms of the lease.

The Company will accrue for property taxes and HOA assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not correct, the timing and amount of expenses recorded could be incorrect.

Accrued and Other Liabilities

Accrued and other liabilities will consist primarily of trade payables, HOA fees and property tax accruals. It will also consist of contingent loss accruals, if any. Such losses will be accrued when they are probable and estimable. When it is reasonably possible that a significant contingent loss has occurred, the Company will disclose the nature of the potential loss and, if estimable, a range of exposure.

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from residents and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments under lease agreements. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status of its residents in developing these estimates.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

Fair Value of Financial Instruments

The accompanying consolidated balance sheets include cash. The Company considers the carrying value of cash to approximate the fair value of this financial instrument based on the short duration between origination of the instrument and its expected realization. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties.

ASC 820 establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair values. ASC 820 establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I—Quoted prices in active markets for identical assets or liabilities.

Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability. These may include quoted prices for similar items, interest rates, speed of prepayments, credit risk and others.

Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment) unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

Organizational and Offering Costs

Specific costs directly attributable to the issuance of the Company’s common stock and subject to reimbursement by the Company upon issuance of the Company’s common stock will be charged against the gross proceeds of the Company’s offerings of its common stock. As indicated in Note 4, the Company has no reimbursement obligation with respect to an aborted offering of the Company’s common stock. Organization costs that do not qualify as specific costs directly attributable to the issuance of the Company’s common stock will be expensed when incurred and subject to reimbursement by the Company.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year ending December 31, 2015 or the Company’s taxable year in which the Company’s material operations commence. To qualify as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company will be subject to income tax on its taxable income that is not distributed and to an excise tax to the extent that certain percentages of the Company’s taxable income are not distributed by specified dates.

The Company expects to make annual distributions. The amount, timing and frequency of any distributions will be determined by the Company’s board of directors in its sole discretion. The Company’s board of directors will consider such factors as it deems relevant when authorizing any distributions.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code and intends to operate as such beginning with its taxable year ending December 31, 2015 or the Company’s taxable year in which the Company’s material operations commence. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated balance sheets uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2014 and September 25, 2014, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated balance sheet. The Company has not been assessed interest or penalties by any major tax jurisdictions.

3.	Stockholder’s Equity

General

Under the amended and restated charter of the Company, the total number of shares of capital stock authorized for issuance is 100,000,000 shares, consisting of 90,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share.

Except as may otherwise be specified in the Company’s charter, the shares of the Company’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of December 31, 2014 and September 25, 2014, the Company had issued 500 shares of common stock, all of which are held by OPCM.

The Company’s charter provides the Company’s board of directors with authority to issue one or more classes or series of preferred stock and prior to the issuance of such shares, the Company’s board of directors shall have the power from time to time to classify or reclassify, into one or more classes or series, any unissued shares and designate the preferences, rights and privileges of such shares. The Company’s board of directors is authorized to amend its charter from time to time, without the approval

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.

The Company currently plans on issuing shares of the Company’s preferred stock in a private placement exempt from registration under Rule 506 of Regulation D under the Securities Act to 100 investors who qualify as “accredited investors” as defined in Regulation D in order to ensure that the Company satisfies the REIT qualification requirement that the Company has at least 100 stockholders after the first year in which it elects to be taxed as a REIT. The Company anticipates that the shares of preferred stock issued in such a private placement will be sold for $1,000 per share, will be non-voting shares and will entitle the holders thereof to a 12.5% senior preferred return. There can be no assurance that the Company will be successful in issuing such preferred stock on the terms described or at all.

Distributions

The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments.

4.	Related Party Arrangements

Organizational and Offering Costs

Pursuant to an Expense Reimbursement Agreement (the “Expense Reimbursement Agreement”) among the Company, the Operating Partnership, the Advisor and SC Investment Advisors Pte. Ltd. (“SCIA”), the Advisor and SCIA have agreed that SCIA will pay all of the costs related to the organization of the Company and the organization of the QDII Investor (as defined in the Expense Reimbursement Agreement) and U.S. LP (as defined in the Expense Reimbursement Agreement) (collectively, the “Formation Costs”) incurred prior to August 15, 2014. The Expense Reimbursement Agreement further provides that SCIA and the Advisor will collectively pay all Formation Costs incurred after August 15, 2014. Pursuant to the Expense Reimbursement Agreement, the Operating Partnership will be obligated to reimburse all Formation Costs to SCIA and the Advisor following the Company’s initial issuance of shares of its common stock to the QDII Investor. In the event that the issuance of shares of the Company’s common stock to the QDII Investor does not occur, the Expense Reimbursement Agreement provides that the Company will have no reimbursement obligation with respect to the Formation Costs. As of December 31, 2014, the total contingent amount subject to reimbursement by the Company is $1,271,000, provided, that, pursuant to the Expense Reimbursement Agreement, the amount of any reimbursement owed to SCIA will be reduced on a dollar-for-dollar basis by the amount of the placement fee received by SCIA, and further, any offering costs which have not been previously reimbursed to SCIA will be reimbursed by the Company in connection with the liquidation of the Company.

Advisory Agreement

Pursuant to the terms of the Advisory Agreement the Company plans to enter into with the Advisor, the Advisor will manage the Company’s day-to-day operations and oversee the acquisition, management and disposition of the Company’s real estate portfolio, in accordance with the guidance of the Investment Committee.

Pursuant to the Advisory Agreement, the Operating Partnership will pay the Advisor an annual asset management fee (“Asset Management Fee”), if earned, calculated based upon the QDII Average Annual Return and the US L.P. Average Annual Return (each as defined below). The amount of the annual Asset Management Fee payable, if any, will be based on the QDII Average Annual Return and the US L.P. Average Annual Return as of the end of each Accrual Period (as defined below), as follows:

•	No Asset Management Fee is payable if either the QDII Average Annual Return or the US L.P. Average Annual Return for the Accrual Period is less than 2.0%;

•	An Asset Management Fee equal to 0.5% of the Company’s NAV as of the end of the Accrual Period is payable if both the QDII Average Annual Return and the US L.P. Average Annual Return for such Accrual Period is between 2.0% and 5.0%; and

•	An Asset Management Fee equal to 1.0% of the Company’s NAV as of the end of the Accrual Period is payable if both the QDII Average Annual Return and the US L.P. Average Annual Return for such Accrual Period is greater than or equal to 5.0%.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

In the event that the QDII Average Annual Return and the US L.P. Average Annual Return for an Accrual Period differ to a degree which would result in the application of different Asset Management Fee calculations as described above (for example, if the QDII Average Annual Return for an Accrual Period is between 2.0% and 5.0% and the US L.P. Average Annual Return for such Accrual Period is greater than 5.0%), then the lesser of the Average Annual Return amounts will be used for all purposes to determine the amount of the Asset Management Fee payable for such Accrual Period.

The percentage of our NAV for a given Accrual Period set forth in the second and third bullet points above is referred to herein as the “Applicable Rate.”

As used above, “Accrual Period” means, (i) with respect to the QDII Average Annual Return, the period from the date that capital was invested in the Company by the QDII Investor (as defined in the Advisory Agreement) for shares of common stock through the last day of the most recent calendar year-end, and (ii) with respect to the US L.P. Average Annual Return, the period from the date that capital was invested in the Company by the US L.P. (as defined in the Advisory Agreement) for shares of common stock through the last day of the most recent calendar year-end.

As used above, “QDII Average Annual Return” means the average annual return of the QDII Investor, based on the increase in the Company’s NAV allocable to the capital contributions of the QDII Investor to the Company as of the end of the Accrual Period, plus the cumulative cash distributions paid to the QDII Investor by the Company during the Accrual Period, as adjusted for the estimated United States taxes associated with such distributions based upon the applicable tax rates associated with the ultimate beneficial holders of the Company’s common stock and gross of the portion of any Asset Management Fees paid to Pintar and our Advisor during the Accrual Period allocable to the QDII Investor.

As used above, “US L.P. Average Annual Return” means the average annual return of the QDII Investor, based on the increase in the Company’s NAV allocable to the capital contributions of the QDII Investor to the Company as of the end of the Accrual Period, plus the cumulative cash distributions paid to the QDII Investor by the Company during the Accrual Period, as adjusted for the estimated United States taxes associated with such distributions based upon the applicable tax rates associated with the ultimate beneficial holders of the Company’s common stock and gross of the portion of any Asset Management Fees paid to Pintar and the Advisor during the Accrual Period allocable to the QDII Investor.

If, upon the liquidation of the Company and the Operating Partnership, both the QDII Average Annual Return and the US L.P. Average Annual Return for the period (the “Holding Period”) from the date of issuance of shares of the Company’s common stock to the QDII Investor and the US L.P. through the completion of the liquidation, as calculated based on the Liquidation NAV (as defined below) is greater than 2.0% and less than 5.0%, the Operating Partnership will pay the Advisor a fee (“Asset Management Catch-Up Fee”) equal to, for each calendar year (or such other applicable period) during the Holding Period: (x) the difference, if any, between 0.5% and the Applicable Rate for such calendar year (or such other applicable period), multiplied by (y) the Liquidation NAV.

If, upon the liquidation of the Company and the Operating Partnership, both the QDII Average Annual Return and the US L.P. Average Annual Return for the Holding Period, as calculated based on the Liquidation NAV, is equal to or greater than 5.0%, the Operating Partnership will pay the Advisor an Asset Management Catch-Up Fee equal to, for each calendar year (or such other applicable period) during the Holding Period: (x) the difference, if any, between 1.0% and the Applicable Rate for such calendar year (or such other applicable period), multiplied by (y) the Liquidation NAV (as defined below).

In the event that the QDII Average Annual Return and the US L.P. Average Annual Return for the Holding Period differ to a degree which would result in the application of different Asset Management Catch-Up Fee calculations as described above (for example, if the QDII Average Annual Return for the Holding Period is between 2.0% and 5.0% and the US L.P. Average Annual Return for the Holding Period is greater than 5.0%), then the lesser average annual return amount will be used for all purposes to determine the amount of the Asset Management Catch-Up Fee payable.

As used above, “Liquidation NAV” means the Company’s net asset value, determined pursuant to the valuation guidelines adopted by the Company’s board of directors, based on the net value received upon liquidation of the Company’s investments rather than appraised value of the investments after satisfaction of all liabilities.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2014 and September 25, 2014

Pursuant to the Advisory Agreement, the Company will pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates in connection with the services the Advisor provides to the Company pursuant to the Advisory Agreement. Expense reimbursements to the Advisor pursuant to the Advisory Agreement will be made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligations pursuant to the Advisory Agreement are not subject to any dollar limitation.

The initial term of the Advisory Agreement will be for one year. Thereafter, the Advisory Agreement will be renewed automatically each year for unlimited number of successive one-year periods. Both the Company and the Advisor may elect not to renew the Advisory Agreement upon written notice delivered 90 days prior to the expiration of the initial term or any renewal term. The Advisor may terminate the Advisory Agreement effective upon at least 30 days’ prior written notice to the Company in the event that the Company defaults in the performance or observance of any material term, condition or covenant contained in the Advisory Agreement and such default continues for a period of 30 days after written notice thereof specifying such default and requesting that the default be remedied in such 30-day period. The Advisory Agreement may be terminated by the Company upon at least 30 days’ prior written notice to the Advisor for “Cause” (as defined below).

“Cause” is defined in the Advisory Agreement to mean (i) fraud, criminal conduct, willful misconduct, or material breach of a fiduciary duty by the Advisor, (ii) a material breach of the Advisory Agreement by the Advisor, which breach shall continue for a period of 30 days after written notice thereof specifying the breach and requesting that the breach be remedied in the 30-day period (iii) upon the commencement of any proceeding relating to the Advisor’s bankruptcy or insolvency, or (iv) upon the dissolution of the Advisor.

In the event the Advisory Agreement is terminated or not renewed by the Company other than for cause, notwithstanding such termination or nonrenewal, the Advisor will remain entitled to continue to receive annual Asset Management Fees and the Asset Management Catch-Up Fee, if earned under the terms of the Advisory Agreement, pursuant to the terms of the Advisory Agreement.

5.	Conflicts of Interest

All of the Company’s executive officers and one of its directors are also executive officers, managers or holders of a direct or indirect controlling interest in the Advisor and other affiliated entities. Through affiliated entities, these persons may also serve as investment advisers to investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the Advisor or its affiliates will face are (1) the determination of whether an investment opportunity should be recommended to the Company or another affiliated entity; (2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company or another sponsor affiliated entity, and the activities in which they are involved; and (3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments.

6.	Economic Dependency

The Company will be dependent on the Advisor and the Company’s regional operating partners, including Pintar, for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

7.	Subsequent Events

                On January 13, 2015, the Company executed an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amended LP Agreement”), which amends and restates the original agreement dated as of September 24, 2014. The Amended LP Agreement provides, amongst other things, (1) that the business shall be limited to and conducted in such a manner as to permit the Company, which is the general partner, at all times to qualify as a REIT, (2) an acknowledgment that Special Limited Partnership Units were issued to the Advisor in exchange for its $1,000 initial limited partnership investment in the Operating Partnership and in consideration of the services to be provided by the Advisor, and (3) an agreement by the Advisor to make capital contributions to the Operating Partnership in exchange for common units when the Qualified Domestic Institutional Investor vehicle (the “QDII”) purchases REIT shares in the Company in an amount equal to 1.00% of the aggregate cash amount of such purchases of REIT shares. The Amended LP Agreement provides that cash available for distribution shall be made first until the partners of the Operating Partnership have received an amount which when ultimately distributed to the QDII and the US L.P. represents on an after-tax basis: (1) a 100% return of the QDII’s and the US L.P.’s respective capital contributions to the Company, plus (ii) a 10.0% annual return on the capital contributions to the QDII and the US L.P., net of any cash reserves held by the QDII and the US L.P. If there is sufficient cash and other assets available for distribution after the foregoing distributions, the Special Limited Partner shall receive an amount equal to the Promote, which is 11.25% multiplied by the After Tax Residual Profit (as defined in the Amended LP Agreement).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated balance sheets of OPC Residential Properties Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to OPC Residential Properties Trust, Inc., a Maryland corporation, and, as required by context, OPC Residential Properties, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements regarding, among other things, investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “may,” “should,” “expect,” “anticipate,” “estimate,” “would be,” “believe,” or “continue” or the negative or other variations of comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital from the sale of shares of our common stock;

•	our ability to effectively deploy the proceeds raised from the sale of our shares of common stock;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate acquisitions on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate;

•	changes in demand for single-family rental properties;

•	our ability to compete in the single-family rental industry;

•	the availability of cash flow from operating activities for distributions;

•	changes in economic conditions generally and the real estate markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs); and

•	interest rates.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form 10 filed with the SEC on October 14, 2014, as amended by Amendment No. 1 to the Form 10 filed with the SEC on November 26, 2014.

Overview

We were incorporated as a Maryland corporation on August 13, 2014 to invest in a portfolio of single-family homes for rental. We have voluntarily registered our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pursuant to a Registration Statement on Form 10 in order to provide our stockholders with access to public disclosure regarding our business and operations and to enable our company to qualify as an eligible offshore investment target for a Qualified Domestic Institutional Investor, or QDII, vehicle under the rules of the China Securities Regulatory Commission, or the CSRC. We will be dependent upon proceeds received from the private sale of shares of our common stock to a QDII and other investors, and any indebtedness that we may incur, in order to conduct our proposed real estate investment activities. For a discussion of our proposed private offerings of our common stock, see “Private Offerings” below.

We initially issued 500 shares of our common stock to Oak Pass Capital Management Inc., a California corporation, or OPCM, in exchange for $5,000, and OPCM is our sole stockholder. Pursuant to our articles of amendment and restatement, or our charter, we are authorized to issue up to 90,000,000 shares of common stock, par value $0.01 per share, and up to 10,000,000 shares of preferred stock, par value $0.01 per share.

We are externally managed and advised by OPC REIT Management, LLC, a Delaware limited liability company and wholly owned subsidiary of OPCM, or our advisor. Pursuant to the terms of the advisory agreement we intend to enter into with our advisor, our advisor will oversee the acquisition, management and disposition of our portfolio of properties. We will conduct substantially all of our business through OPC Residential Properties, L.P., a Delaware limited partnership formed on August 25, 2014, or our operating partnership. We are the general partner of our operating partnership and our advisor is the sole limited partner of our operating partnership. Our operating partnership will enter into joint ventures with experienced regional operating partners with respect to each of the geographic regions in which we intend to acquire properties. Pursuant to the joint venture agreements, these operating partners will be expected to manage the day-to-day operations of our properties, work with our advisor to establish and execute a business plan for our target markets, help procure debt financing, and assist in the sale of our investments. Since our inception, we have been in the developmental stage and we have conducted no operations, other than organizational activities. We do not own any real properties or real estate related assets.

We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or Internal Revenue Code, beginning with our taxable year ending December 31, 2015 or our taxable year in which our material operations commence. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2015 or our taxable year in which our material operations commence, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Our corporate office is located at 10250 Constellation Boulevard, Suite 2770, Los Angeles, CA 90067 and our telephone number is (310) 728-1201.

Private Offerings

US L.P.

OPC Residential Properties Investor, L.P., a Delaware limited partnership formed on August 25, 2014, or the US L.P., is expected to invest approximately $20 million to $50 million in shares of our common stock from time to time as the US L.P. raises capital from its limited partners. Our advisor serves as the sole general partner of the US L.P. The individual limited partners in the US L.P. will be Chinese residents with U.S. dollars available for investment. Additionally, it is expected one of the investors in the US L.P. will be a Chinese vehicle in which Chinese investors will invest Renminbi (RMB) with a preference to keep investment returns in U.S. dollars. The US L.P. has not yet acquired any shares of our common stock. We anticipate that the US L.P. will make its initial investment in shares of our common stock in the quarter ending March 31, 2015.

QDII Investor

In addition to the anticipated investments in our common stock by the US L.P., it is anticipated that HFT - Industrial Bank - CITIC Securities QDII One-To-Many Asset Management Plan, a group investment plan for Chinese residents organized under the laws of the PRC, or the QDII Investor (and as described further in the following paragraph), will invest approximately $10 million to $30 million in our company in exchange for shares of our common stock. The QDII Investor’s primary investment objective is to invest in a publicly registered REIT that directly or indirectly invests in properties leased for residential purposes in the United States. We anticipate that the QDII Investor will acquire shares of our common stock from time to time in multiple closings as the QDII Investor raises additional capital from its Chinese investors. We anticipate that the initial sale of shares of our common stock to the QDII Investor will occur when the QDII Investor has raised the equivalent of $10 million to $30 million in capital from its Chinese investors. The QDII Investor has not yet acquired any shares of our common stock.

A QDII is an institutional investor that has met certain qualifications to invest in offshore securities markets and financial products. In the People’s Republic of China, the QDII program allows selected commercial banks, investment managers, brokers and insurance companies that have been approved as QDIIs to invest client assets in overseas markets. Part of the reason we were formed was to provide a Chinese QDII investment vehicle with an opportunity to invest in a real estate investment vehicle that intends to elect to be taxed as a REIT for federal income tax purposes. We voluntarily registered our common stock pursuant to the Exchange Act in part in order to meet the criteria for qualification as an eligible offshore investment for a QDII under CSRC regulations, which require that our shares of common stock be registered under the Exchange Act.

We intend to use substantially all of the net proceeds from our private offerings of shares to the QDII Investor and the US L.P. and any other investors in our shares to invest in and manage a portfolio of single-family homes for rental.

Liquidity and Capital Resources

We will be dependent upon the net proceeds from our private offerings of shares of our common stock to the QDII Investor and the US L.P., and any other private offerings of our securities, to conduct our proposed operations. We will obtain the capital required to acquire properties and conduct our operations from the proceeds of private offerings and any future offerings of our securities we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2014, we have not made any investments, and our total assets consist of $6,000 of cash.

If we are unable to raise substantial funds in our private offerings, we will make fewer investments resulting in less diversification in terms of the number and size of investments we make and the value of an investment in us will fluctuate to a greater degree based upon the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a company subject to the public reporting requirements of the Exchange Act, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding debt. Our charter does not limit us from incurring debt; provided, however, that our board of directors has adopted a policy that the financing leverage ratio of our portfolio may not exceed 70% of our total assets by value.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our operating partners. We expect to make payments to our advisor and our operating partners in connection with the selection and management of our investments, and to our property managers in connection with leasing and managing our properties.

Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than property acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current cash balances;

•	proceeds from our private sales of securities;

•	various forms of secured financing;

•	equity capital from joint venture partners; and

•	cash from operations.

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations and our ability to obtain various forms of secured financing will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional private offerings of our securities. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition activities.

We may, but are not required to, establish working capital reserves from offering proceeds, out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Our lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

Results of Operations

We were formed on August 13, 2014 and as of December 31, 2014 we have not commenced real estate operations and have no results of operations. We expect to use substantially all of the net proceeds from our private offerings of shares of our common stock to the QDII Investor and the US L.P., and any other offerings of our securities, to invest in and manage a portfolio of single-family homes. We will not commence any significant operations until we have raised significant proceeds from our private offerings of shares. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate investments.

Inflation

Substantially all of our property leases will be for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases. As of December 31, 2014, we had not entered into any leases as a lessor.

REIT Compliance

To qualify as a REIT for federal income tax purposes, we will be required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Critical Accounting Policies

Below is a discussion of the accounting policies that we believe will be critical once we commence our real estate operations. We consider these policies critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Investment in Real Estate

Single-family properties acquired but not subject to an existing lease will be treated as asset acquisitions, and as such will be recorded at their purchase price including acquisition fees, allocated between land, building and improvements based upon their relative fair values at the date of acquisition. Transactions in which single-family properties acquired with an existing lease will be recorded as business combinations under the guidance of Accounting Standards Codification (ASC), 805, Business Combinations, and as such will be recorded at fair value (approximated by the purchase price), allocated to land, building, improvements and existing in-place lease intangibles based upon their respective fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating purchase price, we will utilize our own market knowledge and published market data.

For single-family properties acquired with in-place leases, the estimated fair value of acquired in-place leases will be the estimated costs we would have incurred to lease the property under similar terms. Such cost will be amortized over the remaining life of the lease. For these properties, acquisition fees will be expensed as incurred and will be included in acquisition fees and costs expensed in our consolidated statements of operations.

The nature of our business requires that in certain circumstances we may acquire single-family properties subject to existing liens. Liens that we expect to be extinguished in cash will be estimated and accrued on the date of acquisition and recorded as a cost of the property.

We will incur costs to prepare our acquired properties to be rented. These costs, along with related holding costs during the period of renovation, will be capitalized to the cost of the building. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, will be expensed as incurred. We will capitalize expenditures that improve or extend the life of a home and for furniture and fixtures.

Impairment of Long-Lived Assets

We will evaluate our long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. If an impairment indicator exists, we will compare the expected future undiscounted cash flows against its net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we would record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value we primarily will consider local broker price opinions, but also will consider any other comparable home sales or other market data as considered necessary. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

Leasing Costs

Direct and incremental costs that we incur to lease the properties will be capitalized and amortized over the term of the leases, which generally are expected to have a term of one year.

Depreciation and Amortization

Depreciation will be computed on a straight-line basis over the estimated useful lives of the buildings and improvements; buildings will be depreciated on a straight-line basis over 30 years, and improvements and furniture and fixtures will be depreciated generally over a range of five to 15 years. We will consider the value of in-place leases in the allocation of the purchase price, and the amortization period reflects the remaining terms of the leases. The unamortized portion of in-place leases will be included in other assets.

Allowance for Doubtful Accounts

We will maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants or borrowers to make required rent or other payments. This allowance will be estimated based on payment history and current credit status.

Rescinded Properties

In certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions will be subject to the right of rescission. When we are notified of a rescission, the amount of the purchase price will be reclassified as a receivable.

Revenue and Expense Recognition

We will lease single-family properties that we own directly to tenants who occupy the properties under operating leases, generally, with terms of one year. Rental revenue, net of any concessions, will be recognized on a straight-line basis over the term of the lease. We will estimate losses that may result from the inability of our tenants to make rental payments required under the terms of the lease.

We will accrue for property taxes and HOA assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not correct, the timing and amount of expenses recorded could be incorrect.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

On January 13, 2015, we executed an Amended and Restated Limited Partnership Agreement of our operating partnership, which amends and restates the original limited partnership agreement dated as of September 24, 2014. See Note 7, Subsequent Events, in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We intend to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, collars, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We intend to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. We currently have no outstanding indebtedness and therefore are not yet subject to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 25, 2014, we issued 500 shares of common stock at $10.00 per share to OPCM, in exchange for $5,000 in cash. The shares were issued in a private offering exempt from the registration requirements of the Securities Act pursuant to the exemption provided Section 4(a)(2) of the Securities Act.

During the three months ended December 31, 2014, we did not repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

3.1	Articles of Amendment and Restatement of OPC Residential Properties Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014 and incorporated herein by reference)

3.2	Bylaws of OPC Residential Properties Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on October 14, 2014 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Date: February 17, 2015	By:	/s/ Charles P. Toppino
Charles P. Toppino
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: February 17, 2015	By:	/s/ Edward E. Pascual
Edward E. Pascual
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of OPC Residential Properties Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2014 and incorporated herein by reference)

3.2	Bylaws of OPC Residential Properties Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed with the SEC on October 14, 2014 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document