Form 10-Q
period 2015-03-31
OPC Residential Properties Trust, Inc.
filed 2015-05-14
CIK 1618084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2015, there were 500 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OPC RESIDENTIAL PROPERTIES TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	September 25, 2014
ASSETS
Cash	$5,892	$6,000

Total assets	$5,892	$6,000

LIABILITIES AND EQUITY
Liabilities:
Total liabilities	$—	$—

Commitments and contingencies
Equity:
Stockholder’s equity:
Preferred stock, $0.01 par value per share; 10,000,000 and 10,000 shares authorized as of March 31, 2015 and September 25, 2014, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 90,000,000 and 990,000 shares authorized as of March 31, 2015 and September 25, 2014, respectively, 500 shares issued and outstanding	5	5
Additional paid-in capital	4,995	4,995
Accumulated deficit	(108)	—

Total stockholder’s equity	4,892	5,000
Noncontrolling interest	1,000	1,000

Total equity	5,892	6,000

Total liabilities and equity	$5,892	$6,000

See accompanying notes to consolidated financial statements.

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Notes to Consolidated Financial Statements (unaudited)

As of March 31, 2015 and September 25, 2014

1. Organization.

OPC Residential Properties Trust, Inc. (the “Company”) was formed on August 13, 2014, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business is expected to be conducted through OPC Residential Properties, L.P., a Delaware limited partnership (the “Operating Partnership”), formed on August 25, 2014. The Company is the sole general partner of the Operating Partnership. OPC REIT Management, LLC, a Delaware limited liability company formed on August 12, 2014 (the “Advisor”), and wholly owned subsidiary of Oak Pass Capital Management Inc., a California corporation (“OPCM”), is the sole limited partner of the Operating Partnership. The Company and the Advisor are party to a Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”). The Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests.

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

On August 25, 2014, the Company issued 500 shares of common stock to OPCM at a purchase price of $10.00 per share for an aggregate purchase price of $5,000. As of September 25, 2014 and March 31, 2015, the 500 shares of common stock owned by OPCM were the only issued and outstanding shares of the Company. On September 25, 2014, the Advisor contributed $1,000 to the Operating Partnership in exchange for its limited partnership interest. Since inception the Company has had no operating activity, other than incurring bank fees of $108.

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

The Advisor has selected Pintar Investment Company, LLC, a California limited liability company (“Pintar”), to serve as the regional operating partner for the states of California, Arizona and Nevada, which will initially be the focus of the Company’s acquisition strategy. Pursuant to the joint venture agreement that the Operating Partnership intends to enter into with Pintar, the Operating Partnership will pay Pintar certain fees and compensation, including an asset management fee, acquisition fees and a promote interest. The Company expects that Pintar will make up to a 2.0% equity investment in the joint venture with the Operating Partnership.

The Company plans to invest in a portfolio of single-family homes located in select markets across the United States. As of March 31, 2015, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments.

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

Interim Unaudited Financial Data

The accompanying interim financial statement has been prepared by the Company in accordance with GAAP in conjunction with the rules and regulations of the SEC. The accompanying unaudited balance sheet reflects all adjustments, which are, in the Company’s opinion, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position. Interim results of operations are not necessarily indicative of the results to be expected for the period ending June 30, 2015; such results may be less favorable. In preparing the Company’s accompanying unaudited consolidated balance sheet as of March 31, 2015, management has evaluated subsequent events through the financial statement issuance date. On December 24, 2014, the Company changed its fiscal year for financial reporting purposes from a fiscal year ending December 31 of each year to a fiscal year ending March 31 of each year, with the Company’s first fiscal year to end on March 31, 2015. On March 30, 2015, the Company changed the Company’s fiscal year from a fiscal year ending March 31 of each year to a fiscal year ending June 30 of each year, with the Company’s first fiscal year to end on June 30, 2015.

Use of Estimates

The preparation of the consolidated balance sheets in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of March 31, 2015 and September 25, 2014, the Company’s cash on deposit was within the federally insured limits. There are no restrictions on the use of the Company’s cash as of March 31, 2015 and September 25, 2014.

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

Impairment of Long-Lived Assets

The Company will continually evaluate the Company’s long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. If an impairment indicator exists, the Company will compare the expected future undiscounted cash flows against its net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, the Company would record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, the Company primarily will consider local broker price opinions, but also will consider any other comparable home sales or other market data as considered necessary. Such values represent the estimated amounts at which the homes could be sold in their current condition, assuming the sale is completed within a period of time typically associated with non-distressed sellers. Estimated values may be less precise, particularly in respect of any necessary repairs, where the interior of homes are not accessible for inspection by the broker performing the valuation.

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

Revenue and Expense Recognition

The Company intends to lease single-family properties that it owns directly to tenants who occupy the properties under operating leases, generally, with terms of one year. Rental revenue, net of any concessions, will be recognized on a straight-line basis over the term of the lease. The Company will estimate losses that may result from the inability of tenants to make rental payments required under the terms of the lease.

The Company will accrue for property taxes and home owners association (“HOA”) assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not correct, the timing and amount of expenses recorded could be incorrect.

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

Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment) unobservable inputs may be used. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants would use in pricing an asset or liability, and would be based on the best information available.

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

The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated balance sheets uncertain tax positions that the Company has taken or expects to take on a tax return. As of March 31, 2015 and September 25, 2014, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated balance sheet. The Company has not been assessed interest or penalties by any major tax jurisdictions.

3. Stockholder’s Equity

General

Under the Articles of Amendment and Restatement of the Company, or the “charter,” the total number of shares of capital stock authorized for issuance is 100,000,000 shares, consisting of 90,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share.

Except as may otherwise be specified in the Company’s charter, the shares of the Company’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of March 31, 2015 and September 25, 2014, the Company had issued 500 shares of common stock, all of which are held by OPCM.

The Company’s charter provides the Company’s board of directors with authority to issue one or more classes or series of preferred stock and prior to the issuance of such shares, the Company’s board of directors shall have the power from time to time to classify or reclassify, into one or more classes or series, any unissued shares and designate the preferences, rights and privileges of such shares. The Company’s board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2015, no shares of the Company’s preferred stock were issued and outstanding.

The Company currently intends to issue shares of the Company’s preferred stock in a private placement exempt from registration under Rule 506 of Regulation D under the Securities Act to 100 investors who qualify as “accredited investors” as defined in Regulation D in order to ensure that the Company satisfies the REIT qualification requirement that the Company has at least 100 stockholders after the first year in which it elects to be taxed as a REIT. The Company anticipates that the shares of preferred stock issued in such a private placement will be sold for $1,000 per share, will be non-voting shares and will entitle the holders thereof to a 12.5% senior preferred return. There can be no assurance that the Company will be successful in issuing such preferred stock on the terms described or at all.

Distributions

The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments.

4. Related Party Arrangements

Organizational and Offering Costs

        Pursuant to an Expense Reimbursement Agreement (the “Expense Reimbursement Agreement”) among the Company, the Operating Partnership, the Advisor and SC Investment Advisors Pte. Ltd. (“SCIA”), the Advisor and SCIA have agreed that SCIA will pay all of the costs related to the organization of the Company and the organization of the QDII Investor (as defined in the Expense Reimbursement Agreement) and U.S. LP (as defined in the Expense Reimbursement Agreement) (collectively, the “Formation Costs”) incurred prior to August 15, 2014. The Expense Reimbursement Agreement further provides that SCIA and the Advisor will collectively pay all Formation Costs incurred after August 15, 2014. Pursuant to the Expense Reimbursement Agreement, the Operating Partnership will be obligated to reimburse all Formation Costs to SCIA and the Advisor following the Company’s initial issuance of shares of its common stock to the QDII Investor. In the event that the issuance of shares of the Company’s common stock to the QDII Investor does not occur, the Expense Reimbursement Agreement provides that the Company will have no reimbursement obligation with respect to the Formation Costs. As of March 31, 2015, the total contingent amount subject to reimbursement by the Company is $1,551,000, provided, that, pursuant to the Expense Reimbursement Agreement, the amount of any reimbursement owed to SCIA will be reduced on a dollar-for-dollar basis by the amount of the placement fee received by SCIA, and further, any offering costs which have not been previously reimbursed to SCIA will be reimbursed by the Company in connection with the liquidation of the Company. The Company intends to amend the Expense Reimbursement Agreement to replace SCIA with PAG Real Estate Limited, the parent entity which owns 100% of SCIA.

Advisory Agreement

Pursuant to the terms of the Advisory Agreement the Company plans to enter into with the Advisor, the Advisor will manage the Company’s day-to-day operations and oversee the acquisition, management and disposition of the Company’s real estate portfolio, in accordance with the guidance of the Company’s Investment Committee.

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

The percentage of the Company’s NAV for a given Accrual Period set forth in the second and third bullet points above is referred to herein as the “Applicable Rate.”

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

As used above, “US L.P. Average Annual Return” means the average annual return of the US L.P., based on the increase in the Company’s NAV allocable to the capital contributions of the US L.P. to the Company as of the end of the Accrual Period, plus the cumulative cash distributions paid to the US L.P. by the Company during the Accrual Period, as adjusted for the estimated United States taxes associated with such distributions based upon the applicable tax rates associated with the ultimate beneficial holders of the Company’s common stock and gross of the portion of any Asset Management Fees paid to Pintar and the Advisor during the Accrual Period allocable to the US L.P..

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital from the sale of shares of our common stock;

•	our ability to effectively deploy any proceeds raised from the sale of our shares of common stock;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to identify and acquire real estate acquisitions on terms that are favorable to us;

•	risks inherent in the real estate business, including the lack of liquidity of real estate;

•	changes in demand for single-family rental properties;

•	our ability to compete in the single-family rental industry;

•	the availability of cash flow from operating activities for distributions;

•	changes in economic conditions generally and the real estate markets specifically;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs); and

•	interest rates.

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

Our corporate office is located at 10250 Constellation Boulevard, Suite 2770, Los Angeles, CA 90067 and our telephone number is (310) 728-1201.

Private Offerings

US L.P.

OPC Residential Properties Investor, L.P., a Delaware limited partnership formed on August 25, 2014, or the US L.P., is expected to invest approximately $20 million to $50 million in shares of our common stock from time to time as the US L.P. raises capital from its limited partners. Our advisor serves as the sole general partner of the US L.P. The individual limited partners in the US L.P. will be Chinese residents with U.S. dollars available for investment. Additionally, it is expected one of the investors in the US L.P. will be a Chinese vehicle in which Chinese investors will invest Renminbi (RMB) with a preference to keep investment returns in U.S. dollars. The US L.P. has not yet acquired any shares of our common stock. We anticipate that the US L.P. will make its initial investment in shares of our common stock in the quarter ending June 30, 2015.

QDII Investor

In addition to the anticipated investments in our common stock by the US L.P., HFT—Industrial Bank—CITIC Securities QDII One-To-Many Asset Management Plan, a group investment plan for Chinese residents organized under the laws of the PRC, or the QDII Investor (and as described further in the following paragraph), may invest approximately $10 million to $30 million in our company in exchange for shares of our common stock. The QDII Investor’s primary investment objective is to invest in a publicly registered REIT that directly or indirectly invests in properties leased for residential purposes in the United States. We anticipate that the QDII Investor will acquire shares of our common stock from time to time in multiple closings as the QDII Investor raises additional capital from its Chinese investors. We anticipate that the initial sale of shares of our common stock to the QDII Investor will occur when the QDII Investor has raised the equivalent of $10 million to $30 million in capital from its Chinese investors. The QDII Investor has not yet acquired any shares of our common stock.

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

Liquidity and Capital Resources

We will be dependent upon the net proceeds from our private offerings of shares of our common stock to the QDII Investor and the US L.P., and any other private offerings of our securities, to conduct our proposed operations. We will obtain the capital required to acquire properties and conduct our operations from the proceeds of private offerings and any future offerings of our securities we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2015, we have not made any investments, and our total assets consist of $5,892 of cash.

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

Results of Operations

We were formed on August 13, 2014 and as of March 31, 2015 we have not commenced real estate operations and have no results of operations. We expect to use substantially all of the net proceeds from our private offerings of shares of our common stock to the QDII Investor and the US L.P., and any other offerings of our securities, to invest in and manage a portfolio of single-family homes. We will not commence any significant operations until we have raised significant proceeds from our private offerings of shares. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate investments.

Inflation

Substantially all of our property leases will be for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases. As of March 31, 2015, we had not entered into any leases as a lessor.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2015, we did not repurchase any of our securities.

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

OPC RESIDENTIAL PROPERTIES TRUST, INC.

Date: May 14, 2015	By:	/s/ Charles P. Toppino
Charles P. Toppino
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Edward E. Pascual
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